Form 10-K
period 2007-12-31
Chase Education Loan Trust 2007-A; COLLEGIATE FUNDING OF DELAWARE LLC
filed 2008-03-31
CIK 1402152, 1211789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-137587-01

(Commission file number of Issuing Entity)

CHASE EDUCATION LOAN TRUST 2007-A

(Exact name of Issuing Entity as specified in its charter)

COLLEGIATE FUNDING OF DELAWARE, L.L.C.

(Exact name of Depositor as specified in its charter)

JPMORGAN CHASE BANK, NATIONAL ASSOCIATION

(Exact name of Sponsor as specified in its charter)

Delaware	13-1812121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10304 Spotsylvania Avenue Suite 100 Fredericksburg, Virginia	22408
(Address of principal executive offices)	(Zip Code)

(212) 270–6000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

☒ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non–Accelerated Filer ☒
(Do not check if a smaller reporting company)

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

    Yes  ☐    No  ☒

State the aggregate market value of the voting and non–voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                                                                                       Not Applicable.

The registrant has not issued voting or non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

Documents incorporated by reference:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.

None.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

(H)	Item 9A(T). Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets of Chase Education Loan Trust 2007-A.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

The payment of principal and interest on all of the registrant’s student loans is guaranteed by designated guarantee agencies and reinsured by the U.S. Department of Education. As of December 31, 2007, 93.29% of the registrant’s student loans (by dollar volume) were guaranteed by Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance. As of that date, no other guarantee agency was guaranteeing more than 5% of the registrant’s student loans.

American Student Assistance

Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance (“ASA”), is a not-for-profit corporation organized in 1956. ASA is one of the oldest and largest guarantee agencies in the United States, and is the designated guarantor for the Commonwealth of Massachusetts and the District of Columbia. Since 1956, ASA has been a provider of higher education financing products and services to students, parents, schools and lenders across the country, guaranteeing more than $43 billion in loans. Originally created by the General Court of the Commonwealth of Massachusetts as the Massachusetts Higher Education Assistance Corporation, ASA currently acts on behalf of the U.S. Department of Education to ensure that the public policy purposes and regulatory requirements of the Federal Family Education Loan Program (“FFEL Program”) are met. ASA has its principal offices located at 100 Cambridge Street, Boston, MA 02114.

Guaranty Volume. The following table sets forth the original principal amount of FFELP Loans (excluding consolidation loans) guaranteed by ASA in each of the last five ASA fiscal years:

ASA Fiscal Year (Ending June 30)	Net FFELP Loans Guaranteed by ASA (Dollars in Millions)
2003	$914
2004	1,270
2005	1,746
2006	1,788
2007	2,367

Under the Higher Education Act (the “Higher Education Act”), ASA and the U.S. Secretary of Education as of January 1, 2001 entered into a voluntary flexible agreement (“VFA”). Under the VFA, ASA returned its reserve funds that would otherwise have made up its Federal Reserve Fund through an escrow account in the name of the U.S. Department of Education. In the event a loan defaults, ASA receives funding from the U.S. Department of Education to act as a disbursing agent. The guarantee is, therefore, no longer limited by the funds on deposit in a federal reserve fund. Because ASA holds no federal reserve fund, the concept of a Reserve Ratio is inapplicable. The VFA establishes a “fee for service” model under which ASA is rewarded through the payment of a portfolio maintenance fee for maintaining a healthy portfolio of loans in good standing. The agency is further incented to keep the loans in good standing and to work with borrowers to prevent default because the portfolio maintenance fee increases as ASA’s trigger default rate improves over the national trigger default rate. ASA’s efforts to prevent default are a part of its “Wellness” program of outreach to borrowers from the inception of the loan to educate them on their responsibilities and assist them in repayment.

The U.S. Department of Education notified the guarantee agency in a letter dated October 2, 2007 that it was canceling its VFA effective January 1, 2008. Because the guarantee agency is attempting to renegotiate the VFA with the U.S. Department of Education and because the guarantee agency would operate under the traditional guarantee agency funding model should the cancellation stand, the guarantee agency does not believe that the cancellation will materially adversely affect its business.

The information in the following tables has been provided by ASA from reports provided by or to the U.S. Department of Education. No representation is made by ASA or the registrant as to the accuracy or completeness of the information.

Recovery Rates. A guarantee agency’s recovery rate, which provides a measure of the effectiveness of the collection efforts against defaulting borrowers after the guarantee claim has been satisfied, is determined by dividing the aggregate amount recovered from borrowers by the aggregate amount of default claims paid by the guarantee agency. The table below sets forth the recovery rates for ASA as taken from the U.S. Department of Education Guarantee Agency Activity Report form 1130 or form 2000:

Federal Fiscal Year (Ending September 30)	Cumulative Recovery Rate
2003	79.4%
2004	83.5
2005	83.0
2006	83.6
2007	80.8

Claims Rate. ASA’s claims rate represents the percentage of loans in repayment at the beginning of a federal fiscal year which default during the ensuing federal fiscal year net of repurchases, refunds and rehabilitations. For the federal years 2003-2007, ASA’s claims rate listed below have not exceeded 5%, and as a result, all claims of ASA have been fully reimbursed at the maximum allowable level by the U.S. Department of Education. Nevertheless, there can be no assurance the guarantee agencies will continue to receive full reimbursement for such claims. The following table sets forth the claims rate of ASA for the last five federal fiscal years:

Federal Fiscal Year (Ending September 30)	Claims Rate
2003	.9%
2004	.7
2005	1.0
2006	1.0
2007	1.1

Net Loan Default Claims. The following table sets forth the dollar value of default claims paid net of repurchases, refunds and rehabilitations for the last five years.

ASA Fiscal Year (Ending June 30)	Default Claims (Dollars in Millions)
2003	$80
2004	83
2005	168
2006	216
2007	320

Default Recoveries. The following table sets forth the amount of recoveries returned to the U.S. Department of Education for the last five years.

ASA Fiscal Year (Ending June 30)	Default Recoveries (Dollars in Millions)
2003	$79
2004	82
2005	78
2006	97
2007	128

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of JPMorgan Chase Bank, National Association (“JPMorgan Chase”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, the “Originator”; in its capacity as sponsor, the “Sponsor”; in its capacity as master servicer, the “Master Servicer”; in its capacity as seller, the “Seller”; and in its capacity as administrator, the “Administrator”, of Chase Education Loan Trust 2007-A (the “Issuing Entity”)), Collegiate Funding of Delaware, L.L.C. (“Collegiate Funding”) (in its capacity as depositor, the “Depositor”), Chase Student Loan Servicing LLC (formerly known as CFS-SunTech Servicing LLC) (“Chase Student Loan Servicing”) (in its capacity as a servicer contemplated by Item 1108(a)(3) of Regulation AB, the “Subservicer”), The Bank of New York (in its capacity as indenture trustee, the “Indenture Trustee”, and in its capacity as paying agent, the “Paying Agent”), The Bank of New York Trust Company, N.A. (the “Owner Trustee”), BNYM (Delaware) (f/k/a The Bank of New York (Delaware)) (the “Delaware Trustee”), ASA or the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes, and no such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Master Servicer, the Subservicer, the Indenture Trustee, the Owner Trustee and the Paying Agent (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10–K. In addition, each of the Master Servicer, the Subservicer, the Indenture Trustee, the Owner Trustee and the Paying Agent has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10–K. None of the Servicing Assessment Reports prepared by any of the Servicing Parties, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as set forth in the following two paragraphs.

As set forth in Exhibit 33.1 to this Form 10-K, JPMorgan Chase Bank, National Association reported a material instance of noncompliance with respect to Item 1122(d)(3)(i) of Regulation AB, at the platform level. As set forth on JPMorgan Chase Bank, National Association’s Servicing Assessment Report, the quarterly investor reports contained certain errors in the information presented. Such errors consisted of calculations not made in accordance with the terms of the transaction agreements. A majority of such errors resulted from the calculation of accrued interest in the quarterly investor report in respect of the September 28, 2007 Quarterly Payment Date filed with the issuing entity’s Form 10-D on October 9, 2007, which included all accrued interest rather than only accrued interest expected to be capitalized. Such error in calculation resulted in misstatements of several line items in such quarterly investor report, which error and misstatements have been corrected in a revised quarterly investor report filed with a Form 10-D/A filed by the issuing entity on January 11, 2008. Appropriate measures have been taken to avoid similar errors in future quarterly investor reports, including the creation of a detailed template to be used in the preparation of such reports.

As set forth in Exhibit 33.3 to this Form 10-K, The Bank of New York, The Bank of New York Trust Company, N.A. and BNYM (Delaware) (collectively, “BNY”) disclosed a material instance of noncompliance with Item 1122(d)(2)(i) of Regulation AB. BNY’s Servicing Assessment Report was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset backed securities. With respect to collections received on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specified series but rather were deposited into a general account held by BNY as indenture trustee and remitted directly to the investors. All collections were properly allocated by BNY to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by BNY. BNY has stated that procedures have been put in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents. The Depositor has been notified by BNY that the testing of Item 1122(d)(2)(i) by KPMG LLP was performed on a statistical sample of platform transactions, which sample did not include the Chase Education Loan Trust 2007-A transaction.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of the Master Servicer and the Subservicer has completed a statement of compliance with such servicer’s activities during the reporting period and of its performance under the applicable servicing agreement (each a “Compliance Statement”), in each case signed by an authorized officer of the Master Servicer and the Subservicer, respectively. The Compliance Statements are attached as Exhibits 35.1 and 35.2 to this Form 10–K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1)	Not Applicable.

	(2)	Not Applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLLEGIATE FUNDING OF DELAWARE, L.L.C.

By:	/s/ Kenneth E. Bilyeu, Jr.
Name:	Kenneth E. Bilyeu, Jr.
Title:	Treasurer (senior officer in charge of securitization of the Depositor)

Date: March 31, 2008

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
Exhibit 3.1	Limited Liability Company Agreement of Collegiate Funding (filed as Exhibit 3.1 to Form S-3 on September 26, 2006).*

Exhibit 4.1	Amended and Restated Trust Agreement, dated as of July 2, 2007, among the Depositor, the Delaware Trustee and the Owner Trustee (filed as Exhibit 4.2 to Form 8-K on July 10, 2007).*

Exhibit 4.2	Indenture, dated as of July 2, 2007 among the Issuing Entity, the Eligible Lender Trustee and the Indenture Trustee (filed as Exhibit 4.1 to Form 8-K on July 10, 2007).*

Exhibit 10.1	Master Servicing Agreement, dated as of July 2, 2007 among the Master Servicer, the Administrator, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.1 to Form 8-K on July 10, 2007).*

Exhibit 10.2	Administration Agreement, dated as of July 2, 2007 among the Depositor, the Master Servicer, the Issuing Entity, the Owner Trustee, the Eligible Lender Trustee, the Administrator and the Indenture Trustee (filed as Exhibit 10.2 to Form 8-K on July 10, 2007).*

Exhibit 10.3	Interim Eligible Lender Trustee Agreement, dated as of July 2, 2007 between the Depositor and the Interim Eligible Lender Trustee (filed as Exhibit 10.3 to Form 8-K on July 10, 2007).*

Exhibit 10.4	Eligible Lender Trustee Agreement, dated as of July 2, 2007 between the Issuing Entity and the Eligible Lender Trustee (filed as Exhibit 10.4 to Form 8-K on July 10, 2007).*

Exhibit 10.5	Purchase Agreement, dated as of July 2, 2007 among the Seller, the Depositor, as Purchaser, and the Interim Eligible Lender Trustee (filed as Exhibit 10.5 to Form 8-K on July 10, 2007).*

Exhibit 10.6	Transfer Agreement, dated as of July 2, 2007 among the Depositor, as Transferor, the Issuing Entity, as Transferee, the Interim Eligible Lender Trustee and the Eligible Lender Trustee (filed as Exhibit 10.6 to Form 8-K on July 10, 2007).*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Sarbanes-Oxley Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of the Master Servicer for the period July 2, 2007 through December 31, 2007.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of the Subservicer for the period July 2, 2007 through December 31, 2007.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of the Paying Agent, the Indenture Trustee and the Owner Trustee for the period July 2, 2007 through December 31, 2007.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of PricewaterhouseCoopers LLP, on behalf of the Master Servicer for the period July 2, 2007 through December 31, 2007.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of PricewaterhouseCoopers LLP, on behalf of the Subservicer for the period July 2, 2007 through December 31, 2007.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of KPMG LLP, on behalf of the Paying Agent, the Indenture Trustee and the Owner Trustee for the period July 2, 2007 through December 31, 2007.

Exhibit 35.1	Servicer Compliance Statement of the Master Servicer for the period July 2, 2007 through December 31, 2007.

Exhibit 35.2	Servicer Compliance Statement of the Subservicer for the period July 2, 2007 through December 31, 2007.

*	Incorporated by reference.